Form 10-K
period 2007-12-31
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18
filed 2008-03-28
CIK 1389185

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-130786-07

      J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 (exact name of issuing entity as specified in its charter)

      J.P. Morgan Chase Commercial Mortgage Securities Corp.
      (exact name of the depositor as specified in its charter)

      JPMorgan Chase Bank, National Association
      CIBC Inc.
      (exact name of the sponsors as specified in its charter)



  New York                                54-2199295
  (State or other jurisdiction of         54-2199296
  incorporation or organization of        54-6740338
  the issuing entity)                     (I.R.S. Employer
                                          Identification No. of
                                          the issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code of issuing
  offices of issuing entity)                    entity)


 Issuing entity telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    None





                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accounting Fees and Services.

               Not applicable.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

JPMorgan Chase Bank, National Association provides an interest rate derivative instrument for the trust as disclosed in the 424 Prospectus. The significant percentage for the interest rate derivative is approximately 11%, therefore the following selected financial data regarding JPMorgan Chase Bank, National Association is provided as required by Item 301 of Regulation S-K.

SUPPLEMENTARY INFORMATION
JPMorgan Chase Bank, National Association
(A Wholly-Owned Subsidiary of JPMorgan Chase & Co.)



Selected quarterly financial data (unaudited)

(in millions)                                                                               2007
As of or for the period ended                                     4th               3rd               2nd               1st
Selected income statement data
Noninterest revenue^(a)(b)                                    $ 7,962           $ 6,419           $ 8,610           $ 8,639
Net interest income                                             6,291             6,066             5,459             5,321
Total net revenue                                              14,253            12,485            14,069            13,960
Provision for credit losses                                     1,743             1,284             1,028               617
Total noninterest expense                                       8,629             7,703             8,968             8,698
Income from continuing operations
before income tax expense                                       3,881             3,498             4,073             4,645
Income tax expense                                              1,099             1,185             1,402             1,679
Income from continuing operations                               2,782             2,313             2,671             2,966
Income from discontinued operations^(c)                             -                 -                 -                 -
Net income                                                    $ 2,782           $ 2,313           $ 2,671           $ 2,966
Selected ratios
Tier 1 capital ratio                                              8.3%              8.2%              7.8%              8.0%
Total capital ratio                                              11.8              11.8              11.0              11.2
Tier 1 leverage ratio                                             6.2               6.2               5.9               6.0
Selected balance sheet data (period-end)
Total assets                                              $ 1,318,888       $ 1,244,049       $ 1,252,369       $ 1,224,104
Securities                                                     82,511            94,002            92,661            93,641
Loans                                                         461,662           431,859           410,214           393,382
Allowance for credit losses                                    (7,864)           (6,986)           (6,364)           (5,830)
Deposits                                                      772,087           689,109           663,305           632,598
Long-term debt                                                 87,575            87,943            81,697            73,798
Total stockholder's equity                                    106,346           102,879            98,388            97,876


Selected quarterly financial data (unaudited)(Continued)

(in millions)                                                                               2006
As of or for the period ended                                     4th               3rd               2nd               1st
Selected income statement data
Noninterest revenue^(a)(b)                                    $ 7,485           $ 7,170           $ 6,800           $ 7,736
Net interest income                                             4,902             4,582             4,439             4,212
Total net revenue                                              12,387            11,752            11,239            11,948
Provision for credit losses                                       700               393               262               454
Total noninterest expense                                       8,044             8,081             7,857             7,927
Income from continuing operations
before income tax expense                                       3,643             3,278             3,120             3,567
Income tax expense                                                901             1,172             1,124             1,290
Income from continuing operations                               2,742             2,106             1,996             2,277
Income from discontinued operations^(c)                           649                55                49                45
Net income                                                    $ 3,391           $ 2,161           $ 2,045           $ 2,322
Selected ratios
Tier 1 capital ratio                                              8.2%              8.0%              8.2%              8.1%
Total capital ratio                                              11.4              11.0              11.3              11.1
Tier 1 leverage ratio                                             5.9               6.0               5.7               5.9
Selected balance sheet data (period-end)
Total assets                                              $ 1,179,390       $ 1,173,732       $ 1,144,680       $ 1,093,394
Securities                                                     88,487            83,387            68,332            57,339
Loans                                                         421,833           406,800           401,395           384,156
Allowance for credit losses                                    (5,693)           (5,417)           (5,386)           (5,425)
Deposits                                                      640,466           589,245           602,089           581,311
Long-term debt                                                 71,256            65,733            61,390            59,808
Total stockholder's equity                                     96,010            92,025            89,362            87,395


(a) JPMorgan Chase Bank, N.A. adopted SFAS 157 in the first quarter of 2007.
(b) For certain trading-related positions, amounts have been revised between Noninterest revenue and Net interest income; there is now impact to Net revenue as a result of these revisions.
(c) On October 1, 2006, JPMorgan Chase Bank, N.A. completed the exchange of selected corporate trust businesses including trustee, paying agent, loan agency and document management services for the consumer, business banking and middle-market banking businesses of The Bank of New York. The results of operations of these corporate trust businesses are being reported as discontinued operations for each of the periods presented.




Selected annual financial data (unaudited)

                                                                                                                            Heritage
                                                                                                                      JPMorgan Chase
(in millions)                                                                                                        Bank, N.A. only
As of or for the year ended December 31,                             2007          2006          2005          2004^(c)        2003
Selected income statement data
Noninterest revenue^(a)                                          $ 31,630      $ 29,191      $ 23,065       $ 16,979       $ 15,299
Net interest income                                                23,137        18,135        15,283         11,962          9,497
Total net revenue                                                  54,767        47,326        38,348         28,941         24,796
Provision for credit losses                                         4,672         1,809         1,101            534            473
Total noninterest expense                                          33,998        31,909        29,799         25,488         16,734
Income from continuing operations before income tax expense        16,097        13,608         7,448          2,919          7,589
Income tax expense                                                  5,365         4,487         2,563            937          2,560
Income from continuing operations                                  10,732         9,121         4,885          1,982          5,029
Income from discontinued operations^(b)                                 -           798           207            196            149
Net income                                                       $ 10,732       $ 9,919       $ 5,092        $ 2,178        $ 5,178

Selected ratios
Tier 1 capital ratio                                                  8.3%          8.2%          8.1%           8.3%           8.1%
Total capital ratio                                                  11.8          11.4          11.2           11.7           10.4
Tier 1 leverage ratio                                                 6.2           5.9           6.1            6.0            5.6

Selected balance sheet data (period-end)
Total assets                                                   $1,318,888    $1,179,390    $1,013,985       $967,365       $628,662
Securities                                                         82,511        88,487        37,113         81,033         54,362
Loans                                                             461,662       421,833       365,991        334,323        179,471
Allowance for credit losses                                        (7,864)       (5,693)       (5,254)        (5,804)        (3,475)
Deposits                                                          772,087       640,466       552,610        517,710        326,745
Long-term debt                                                     87,575        71,256        55,612         46,406         16,007
Total stockholder's equity                                       $106,346        96,010        86,350         80,640         37,491


(a) JPMorgan Chase Bank, N.A. adopted SFAS 157 in the first quarter of 2007.
(b) On October 1, 2006, JPMorgan Chase Bank, N.A. completed the exchange of selected corporate trust businesses including trustee, paying agent, loan agency and document management services for the consumer, business banking and middle-market banking businesses of The Bank of New York. The results of operations of these corporate trust businesses are being reported as discontinued operations for each of the periods presented.
(c) 2004 results include six months of the combined JPMorgan Chase Bank, N.A.'s results and six months of heritage JPMorgan Chase
    Bank, N.A. results.



74
JPMorgan Chase Bank, National Association/2007 Consolidated Financial Statements



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated March 2, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance, required to be delivered under the pooling and servicing agreement for this transaction, are attached hereto under Item 15.

None of the reports on assessment of compliance with the applicable servicing criteria, or the related attestation reports, has identified any material instances of noncompliance with the servicing criteria in Item 1122 of Regulation AB.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements, required to be delivered under the pooling and servicing agreement for this transaction, are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K filed on March 23, 2007 and incorporated by reference herein).

  (10.1) Mortgage Loan Purchase Agreement, dated as of March 7, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (Filed as Exhibit 10.1 to Form 8-K filed on March 23, 2007 and incorporated by reference herein).

  (10.2) Mortgage Loan Purchase Agreement, dated as of March 7, 2007, between CIBC Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by CIBC Inc. (Filed as Exhibit 10.2 to Form 8-K filed on March 23, 2007 and incorporated by reference herein).

  (10.3) ISDA Master Agreement, dated as of March 7, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 (included as Exhibit DD to Exhibit 4) (Filed as
  Exhibit 10.3 to Form 8-K filed on March 23, 2007 and incorporated by reference herein).

  (10.4) Schedule to the ISDA Master Agreement, dated as of March 7, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 (included as Exhibit DD to
  Exhibit 4) (Filed as Exhibit 10.4 to Form 8-K filed on March 23, 2007 and incorporated by reference herein).

  (10.5) Confirmation for U.S. Dollar Interest Rate Swap Transaction under
  1992 Master Agreement, dated March 7, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 (included as Exhibit DD to Exhibit 4) (Filed as Exhibit 10.5 to Form 8-K filed on March 23, 2007 and incorporated by reference herein).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Capmark Finance Inc. as Master Servicer
    33.2 Centerline Servicing Inc. as Special Servicer
    33.3 LNR Partners, Inc. as Special Servicer
    33.4 LNR Partners, Inc. as Special Servicer for the 131 South Dearborn loan
    33.5 Midland Loan Services, Inc. as Master Servicer for the 131 South Dearborn loan
    33.6 Wells Fargo Bank, N.A. as Trustee
    33.7 Wells Fargo Bank, N.A. as Paying Agent
    33.8 Wells Fargo Bank, N.A. as Custodian
    33.9 Wells Fargo Bank, N.A. as Custodian for the 131 South Dearborn loan
    33.10 Wells Fargo Bank, N.A. as Paying Agent and Trustee for the 131 South Dearborn loan



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Capmark Finance Inc. as Master Servicer
    34.2 Centerline Servicing Inc. as Special Servicer
    34.3 LNR Partners, Inc. as Special Servicer
    34.4 LNR Partners, Inc. as Special Servicer for the 131 South Dearborn loan
    34.5 Midland Loan Services, Inc. as Master Servicer for the 131 South Dearborn loan
    34.6 Wells Fargo Bank, N.A. as Trustee
    34.7 Wells Fargo Bank, N.A. as Paying Agent
    34.8 Wells Fargo Bank, N.A. as Custodian
    34.9 Wells Fargo Bank, N.A. as Custodian for the 131 South Dearborn loan
    34.10 Wells Fargo Bank, N.A. as Paying Agent and Trustee for the 131 South Dearborn loan



   (35) Servicer compliance statement.



    35.1 Capmark Finance Inc. as Master Servicer
    35.2 Centerline Servicing Inc. as Special Servicer
    35.3 LNR Partners, Inc. as Special Servicer
    35.4 LNR Partners, Inc. as Special Servicer for the 131 South Dearborn loan
    35.5 Midland Loan Services, Inc. as Master Servicer for the 131 South Dearborn loan
    35.6 Wells Fargo Bank, N.A. as Trustee
    35.7 Wells Fargo Bank, N.A. as Paying Agent
    35.8 Wells Fargo Bank, N.A. as Paying Agent and Trustee for the 131 South Dearborn loan



   (b) See (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   J.P. Morgan Chase Commercial Mortgage Securities Corp.
   (Depositor)


   /s/ Brian Baker
   Brian Baker, President and Chief Executive Officer
   (senior officer in charge of securitization of the depositor)


    Date:   March 27, 2008



  Exhibit Index

  Exhibit No.


   (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K filed on March 23, 2007 and incorporated by reference herein).

   (10.1) Mortgage Loan Purchase Agreement, dated as of March 7, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (Filed as Exhibit 10.1 to Form 8-K filed on March 23, 2007 and incorporated by reference herein).

   (10.2) Mortgage Loan Purchase Agreement, dated as of March 7, 2007, between CIBC Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by CIBC Inc. (Filed as Exhibit 10.2 to Form 8-K filed on March 23, 2007 and incorporated by reference herein).

   (10.3) ISDA Master Agreement, dated as of March 7, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 (included as Exhibit DD to Exhibit 4) (Filed as Exhibit 10.3 to Form 8-K filed on March 23, 2007 and incorporated by reference herein).

   (10.4) Schedule to the ISDA Master Agreement, dated as of March 7, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 (included as Exhibit DD to
   Exhibit 4) (Filed as Exhibit 10.4 to Form 8-K filed on March 23, 2007 and incorporated by reference herein).

   (10.5) Confirmation for U.S. Dollar Interest Rate Swap Transaction under 1992 Master Agreement, dated March 7, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-CIBC18 (included as Exhibit DD to Exhibit 4) (Filed as Exhibit
   10.5 to Form 8-K filed on March 23, 2007 and incorporated by reference herein).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Capmark Finance Inc. as Master Servicer
    33.2 Centerline Servicing Inc. as Special Servicer
    33.3 LNR Partners, Inc. as Special Servicer
    33.4 LNR Partners, Inc. as Special Servicer for the 131 South Dearborn loan
    33.5 Midland Loan Services, Inc. as Master Servicer for the 131 South Dearborn loan
    33.6 Wells Fargo Bank, N.A. as Trustee
    33.7 Wells Fargo Bank, N.A. as Paying Agent
    33.8 Wells Fargo Bank, N.A. as Custodian
    33.9 Wells Fargo Bank, N.A. as Custodian for the 131 South Dearborn loan
    33.10 Wells Fargo Bank, N.A. as Paying Agent and Trustee for the 131 South Dearborn loan


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Capmark Finance Inc. as Master Servicer
    34.2 Centerline Servicing Inc. as Special Servicer
    34.3 LNR Partners, Inc. as Special Servicer
    34.4 LNR Partners, Inc. as Special Servicer for the 131 South Dearborn loan
    34.5 Midland Loan Services, Inc. as Master Servicer for the 131 South Dearborn loan
    34.6 Wells Fargo Bank, N.A. as Trustee
    34.7 Wells Fargo Bank, N.A. as Paying Agent
    34.8 Wells Fargo Bank, N.A. as Custodian
    34.9 Wells Fargo Bank, N.A. as Custodian for the 131 South Dearborn loan
    34.10 Wells Fargo Bank, N.A. as Paying Agent and Trustee for the 131 South Dearborn loan


   (35) Servicer compliance statement.



    35.1 Capmark Finance Inc. as Master Servicer
    35.2 Centerline Servicing Inc. as Special Servicer
    35.3 LNR Partners, Inc. as Special Servicer
    35.4 LNR Partners, Inc. as Special Servicer for the 131 South Dearborn loan
    35.5 Midland Loan Services, Inc. as Master Servicer for the 131 South Dearborn loan
    35.6 Wells Fargo Bank, N.A. as Trustee
    35.7 Wells Fargo Bank, N.A. as Paying Agent
    35.8 Wells Fargo Bank, N.A. as Paying Agent and Trustee for the 131 South Dearborn loan
